Form 10QSB
period 2001-06-30
NORTH SHORE CAPITAL I INC
filed 2001-08-15
CIK 1102006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2001

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

Common Stock, No Par Value - 2,247,500 shares as of June 30, 2001.

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


------------------------------------------------------------------------------

------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                      THREE AND SIX MONTHS ENDED JUNE 30, 2001
                   AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2000, AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
                                TO JUNE 30, 2001

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL I, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital I, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three and six month period then ended, the three and six month period ended March 31, 2000 and the period from February 3, 1999 (inception) thru June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore Capital I, Inc.

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

Milwaukee, Wisconsin
August 10, 2001

                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 2001


 ASSETS

	CURRENT ASSETS
           Cash                                            $ 1,093

      TOTAL ASSETS                                         $ 1,093

 LIABILITIES AND EQUITY
            Account payable for
            professional services                              405

      TOTAL LIABILITIES                                    $   405

Stockholders' equity:

  Preferred stock, $.001 par value, 0%
  Non-cumulative, convertible
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding                         $  2,248
  Paid in Capital                                          $ 49,652

  Deficit accumulated during the
  development stage                                         (51,212)

 Total stockholders equity (deficit)                       $    688

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                    $  1,093


THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE FINANCIAL STATEMENTS.


                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED JUNE 30, 2001,
                       AND THE THREE MONTHS ENDED JUNE 30, 2000



                             Three Months    Three Months      February 3, 1999
                                Ended           Ended           (Inception) to
                             June 30, 2001   June 30, 2000       June 30, 2001

REVENUE                      $         0     $        0        $        0

EXPENSES:
  Audit fees                         405                            6,507
  Professional fees (note 3)                                       40,000
  Organization costs(note 3)                                        4,400
  Bank fees                           40             27               305

Net loss                     $      (445)    $      (27)          (51,212)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding     2,247,500      2,247,500         2,231,121

Loss Per Common Share        $      (.00)    $     (.00)       $     (.02)


THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE FINANCIAL STATEMENTS.


                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                          SIX MONTHS ENDED JUNE 30, 2001,
                       AND THE SIX MONTHS ENDED JUNE 30, 2000


                            Six Months         Six Months      February 3, 1999
                              Ended              Ended          (Inception) to
                           June 30, 2001      June 30, 2000     June 30, 2001

REVENUE                     $         0       $         0      $           0

EXPENSES:
  Audit fees                      1,105                                6,507
  Professional fees (note 3)                                          40,000
  Organization costs(note 3)                                           4,400
  Bank fees                          68               164                305

Net loss                    $    (1,173)      $      (164)           (51,212)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding    2,247,500         2,247,500          2,231,121

Loss Per Common Share       $      (.00)      $      (.00)     $        (.02)


THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE FINANCIAL STATEMENTS.

                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                    STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000,
                         SIX MONTHS ENDED JUNE 30, 2001,
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2001

                              Shares     Par     Paid     Retained
                                                 In       Earnings
                              Issued     Value   Capital  (Deficit) Equity

Issuance of common stock for   2,200,000   2,200    2,200               4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)
Shares issued pursuant to
Private Placement under
Regulation D                      17,500      18   17,482              17,500


Issued in exchange                30,000      30   29,970              30,000
for cash and services
at $1.00 per share

Net loss for the six months
 ended June 30, 2000                                          (164)      (164)
Net loss for the six months
 ended June 30, 2001                                        (1,173)    (1,173)

Net loss for the period from
 February 3, 1999, to
 June 30, 2001                                            ($51,212)  ($51,212)

Balance at June 30, 2001       2,247,500  $2,248  $49,652 ($51,212)       688


THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE FINANCIAL STATEMENTS.


                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED JUNE 30, 2000,
                     AND THE THREE MONTHS ENDED JUNE 30, 2001
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                                  JUNE 30, 2001

                               Three Months    Three Months     February 3, 1999
                                  Ended           Ended         (Inception) to
                              June 30, 2001   June 30, 2000      June 30, 2001


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Loss                       ($445)          ($27)	            ($51,212)
Adjustments to reconcile
      net loss to net cash
      provided by (used in)
      operating activities:
Increase in Accounts Payable:    $405                                 $405
      Cash flow from
      operating activities       ($40)          ($27)             ($50,807)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common                                                17,500
  Stock

  Issuance of stock
  in exchange
  For organizational
  Activities                                                         4,400

  Issuance of stock
  in exchange
  For professional fees                                             30,000

  Cash provided by
  financing activities              0                  0            51,900

Net cash provided
this period                      ($40)              ($27)          $ 1,093

Cash and cash
 equivalents,
 beginning of
 period                        $1,133              2,334                 0

Cash and cash
equivalents, end
of period                      $1,093             $2,307            $1,093



                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000,
                     AND THE SIX MONTHS ENDED JUNE 30, 2001
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                                  JUNE 30, 2001

                           Six Months        Six Months       February 3, 1999
                             Ended             Ended          (Inception) to
                         June 30, 2001      June 30, 2000      June 30, 2001

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Loss                   ($1,173)               ($164)           ($51,212)
  Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
 Increase in
   Accounts Payable:           $405                                    $405

Cash flow from
 operating activities         ($768)               ($164)          ($50,807)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common                                                 17,500
  Stock

  Issuance of stock
  in exchange
  For organizational
  Activities                                                          4,400

  Issuance of stock
  in exchange
  For professional fees                                              30,000

  Cash provided by
  financing activities            0                     0            51,900

Net cash provided
this period                   ($768)                ($164)           $1,093
Cash and cash
 equivalents,
 beginning of
 period                      $1,861                $2,471                 0

Cash and cash
equivalents, end
of period                    $1,093                $2,307            $1,093

Supplementary Information:
     Income taxes paid                                               $    0
     Interest paid                                                   $    0


THE ACCOMPANYING NOTES ARE AN INTEGRAL
PARTOF THESE FINANCIAL STATEMENTS.

                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001


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

Estimates

     These condensed consolidated financial statements as of June 30, 2001, the six month period ended June 30, 2000, and the period from February 9, 1999 (inception) thru June 30, 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital I" or "North Shore") as of and for the years ended December 31, 1999 and December 31, 2000 included in the Company's Registration Statement, or Form 10SB, as well as the Company's Form 10KSB for the year 2000, filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the years ended December 31, 1999, and December 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 2001, its results of operations for the periods ended June 30, 2001 and 2000 and its cash flows for the periods ended June 30, 2001 and 2000. The results of operations for the periods ended June 30, 2001 and 2000, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2001.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At June 30, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $    15,230
     Valuation allowance                           (15,230)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0

The components of the income tax provision (benefit) consisted of the following for the period ended June 30, 2001.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital I, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JUNE 30, 2001

=====================================
SIX MONTHS ENDING JUNE 30, 2001
=====================================

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

     The Balance Sheet as of 06/30/2001 reflects $688, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $688, in assets. and a Deficit accumulated during the development stage of ($51,212). The Company has also incurred a net loss to date of ($51,212).
Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2001, reflects a total asset value of $688. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through June 30, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           North Shore Capital I, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: July 27, 2001                        By: Gerard Werner, P.C.
                                           Title: Filing Agent