Form 10KSB
period 2001-12-31
NORTH SHORE CAPITAL I INC
filed 2002-03-29
CIK 1102006

FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001

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

The aggregate market value of the 17,500 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2001. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2001, 2,247,500 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into the registration statement:

(a)-1. North Shore's Form 10-QSB, filed November 14, 2001 for the quarter ending September 30, 2001;

       North Shore's Form 10-QSB, filed August 15, 2001 for the quarter ending June 30, 2001;

       North Shore's Form 10-QSB, filed April 20, 2001, for the quarter ending March 31, 2001;


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $383, and a total asset value of $383 in the form of cash deposits.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the calendar year 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- - ----------------------------------------------------------------------------
Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
- - -----------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.


Name                 Age             Positions Held and Tenure



Gerard Werner         29              President and Director since
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

Biographical Information




Gerard M. Werner, Esq.

     	Mr. Werner is a member of the District of Columbia Bar Association, having passed the District of Columbia, Court of Appeals Bar examination in February 1998. Mr. Werner has worked on antitrust cases for Compliance, Inc., out of Arlington, VA, responding to document discovery requests from the Department of Justice. He has served as Case Design Manager for The Equitable, April 1998- Sep. 1998, during which time he was a registered representative, having passed series 6 and series 63, as well as Virginia's Life and Health Insurance licensing exam.

	Mr. Werner served as Secretary and Director of Cyberfast Systems, Inc., an internet telephony company based in Boca Raton, Florida. He joined the Board in October, 1999, as a result of Cyberfast's acquisition of Global Telcom and Internet Ventures, a Colorado corporation of which he was a Director, and served through the company's shareholders meeting in June, 2001, at which time he resigned in conjunction with the Board's reduction from seven members to three.

     Mr. Werner graduated from the Georgetown University Law School in 1997 where he served as a staff member of the American Criminal
Law Review Volume 33, and as Articles and Notes Editor Volume 34.
His writing was published in Volume 33-3, Eleventh Survey of White Collar Crime- "Tax Evasion".

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


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2001, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


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

With respect to financial and other information relating to the Company, Gerard Werner, P.C., whose address is 5627 Bellington Avenue, Springfield,
VA 22151 will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, to be filed with the Commission. Any such requests should be directed to the President of the Company, address 5627 Bellington Avenue, Springfield, VA 22151.

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


SIGNATURE             TITLE                 DATE
- - -----------------------------------------------------------

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


NORTH SHORE CAPITAL I, INC.


TABLE OF CONTENTS

Independent Auditors' Report...........................................F - 2

Financial Statements

    Balance Sheet - December 31, 2001..................................F - 3

    Statements of Operations -
    Years Ended December 31, 2001 and 2000, and
    The period from February 3, 1999 (inception)
    Through December 31, 2001..........................................F - 4

    Statement of Changes in Stockholders' Equity -
    Years Ended December 31, 2001 and 2000 and
    The period from February 3, 1999 (inception)
    Through December 31, 2001..........................................F - 5

    Statements of Cash Flows -
    Years Ended December 31, 2001 and 2000 and
    The period from February 3, 1999 (inception)
    Through December 31, 2001..........................................F - 6

Notes to Financial Statements..........................................F - 7

NORTH SHORE CAPITAL I, INC.
(A Development Stage Company)
February 20 , 2002

Shareholders and Board of Directors
NORTH SHORE CAPITAL I, INC.
Springfield, VA 22151

Independent Auditor's Report

I have audited the accompanying balance sheet of North Shore Capital
I, Inc. (a development stage Company) as of December 31, 2001, and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2001, December 31, 2000 and the period from February 3, 1999 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital I, Inc. (a development stage Company) as of December 31, 2001, and the results of operations, and its cash flows, for the years ended December 31, 2001, December 31, 2000 and the period from February 3, 1999 through December 31, 2001, in conformity with generally accepted accounting principles.

/s/ Dennis W. Bersch, CPA

Milwaukee, Wisconsin
February 20, 2002


                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                                December 31, 2001



ASSETS


CURRENT ASSETS
     Cash                                                 $    383


TOTAL ASSETS                                              $    383

LIABILITIES AND EQUITY


TOTAL LIABILITIES                                              -0-

Stockholders' equity:

  Preferred stock, $.001 par value;
  0%, noncumulative, convertible,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding                         $  2,248
  Paid in Capital                                          $ 49,652

  Deficit accumulated during the
  development stage                                         (51,517)

  Total stockholders' equity  (deficit)                    $    383


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    383



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.


                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                                STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000,
                    AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                               TO DECEMBER 31, 2001



                                                    Year                  Year                 February 3, 1999
                                                    Ended                 Ended                (Inception) to
                                 			    December 31, 2001     December 31, 2000    December 31, 2001

REVENUE                                               $       0           $       0            $       0

EXPENSES:
  Audit fees                                               1280                 402                 6,682
  Professional fees                                                                                40,000
  Organization costs                                                                                4,400
  Bank fees                                                 128                 208                   365
  Administrative fees                                        70                                        70

Net loss                                              $   (1478)                (610)           $  (51,517)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding                             2,247,500            2,247,500             2,233,929


Loss Per Common Share                                 $    (.00)           $   (.00)            $    (.02)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.

                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                        STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                               THROUGH DECEMBER 31, 2001

                                  Shares      Par         Paid        Retained
                                                          in          Earnings
                                  Issued      Value       Capital     (Deficit)       Equity

Balance at February 3, 1999       $      0    $     0     $     0     $     0         $    0

Issuance of common stock for      2,200,000     2,200       2,200                      4,400
Services Rendered at inception
at $.002 on February 3, 1999


Shares issued pursuant to
Private Placement under
Regulation D                        17,500         18       17,482                    17,500

Issued in exchange                  30,000         30       29,970                    30,000
for cash and services
at $1.00 per share

Net loss for the period from                                            ($51,517)     (51,517)
 February 3, 1999 through
 December 31, 2001



Balance at Dec. 31, 2001           2,247,500    $ 2,248   $ 49,652      ($51,517)        $383


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.


                            	North Shore Capital I, Inc.
                           	(A Development Stage Company)

                                  STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND FOR
          THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)THROUGH DECEMBER 31, 2001

                                           The Year               The Year                February 3, 1999
                                           Ended                  Ended                   (Inception) to
                                           December 31, 2001      December 31, 2000       December 31, 2001


NET CASH FLOWS USED
BY OPERATING ACTIVITIES
 Net Income                                (1478)                   ($610)                  ($51,517)
    Cash flow from
    operating activities                   (1478)                   ($610)                  ($51,517)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                                    17,500

  Issuance of stock in
  exchange for
  organizational activities                                                                    4,400

  Issuance of stock in
  exchange for
  professional fees                                                                           30,000

  Net cash provided by
  financing activities                                                                        51,900

Net (decrease) increase
in cash                                    (1478)                    (610)                       383

Cash and cash equivalents,
 beginning of period                       1,861                     2,471                         0

Cash and cash equivalents,
end of period                                383                    $1,861                      $383

Income taxes paid                          $  0		                  0                          0

Interest paid	                         $  0      			      0                          0


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE NOTES TO FINANCIAL STATEMENTS.


                         NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

4.    INCOME TAXES
The total of all deferred tax assets and liabilities at December 31, 2001 are as follows:

						December 31, 2001

Total deferred tax assets			 $    20,607
Total deferred tax liabilities			     0

                					 $    20,607
Valuation Allowance	     			     (20,607)

Net deferred income taxes			 $         0


Deferred tax assets include the tax benefits of U.S. federal and state net operating losses of $20,607. The net operating losses expire at various dates beginning in 2019 and continuing through 2021.