Form 10QSB
period 2002-09-30
NORTH SHORE CAPITAL I INC
filed 2003-02-27
CIK 1102006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2002

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

Common Stock, No Par Value - 2,247,500 shares as of September 30, 2002.

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


- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                   AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001,
                  AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
         				TO SEPTEMBER 30, 2002

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL I, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital I, Inc. (a development stage company) as of September 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended, the three month period ended September 30, 2001, and the period from February 3, 1999 (inception) thru September 30 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore Capital I, Inc.

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



/S/   Dennis W. Bersch

Milwaukee, Wisconsin
January 9, 2003


                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                 SEPTEMBER 30, 2002


 ASSETS

	CURRENT ASSETS
		Cash							      $ 293

        TOTAL ASSETS                          		      	$ 293

 LIABILITIES AND EQUITY


	TOTAL LIABILITIES			       			   0




Stockholders' equity:

  Preferred stock, $.001 par value, 0%
    Non-cumulative, convertible
    10,000,000 shares authorized,
    no shares outstanding

  Common stock, $.001 par value;
    50,000,000 shares authorized,
    2,247,500 issued and outstanding	                    $2,248
  Paid in Capital				                         $49,652

  Deficit accumulated during the
  development stage                                          (51,607)

 Total stockholders equity (deficit)                         $ 293

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                      $ 293



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED SEPTEMBER 30, 2002,
                     AND THE THREE MONTHS ENDED SEPTEMBER 30, 2001
         AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2002



                                  Three Months             Three Months            February 3, 1999
                                  Ended                    Ended                   (Inception) to
                                  September 30, 2002       September 30, 2001      September 30, 2002

REVENUE                            $    0                   $     0                 $   0

COSTS AND EXPENSES:
  Audit fees                                                                         6,682
  Professional fees		                       	                              40,000
  Organization costs(note 3)    		                                           4,400
  Bank charges                        30                       100                    525


Net loss                            $(30)                   $ (100)                 (51,607)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding          2,247,500                2,247,500              2,235,915


 Profit (loss) per share              $ (.00)                 $  (.00)               $  (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED SEPTEMBER 30, 2002,
                    AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001
         AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2002



                                  Nine Months              Nine Months            February 3, 1999
                                  Ended                    Ended                   (Inception) to
                                  September 30, 2002       September 30, 2001      September 30, 2002

REVENUE                            $    0                   $     0                 $   0

COSTS AND EXPENSES:
  Audit fees                                                   1105                  6,682
  Professional fees		                       	                              40,000
  Organization costs(note 3)    		                                           4,400
  Bank charges                        100                       168                    525


Net loss                            $(100)                   $ (1,273)              (51,607)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding          2,247,500                2,247,500              2,235,915


 Profit (loss) per share              $ (.00)                 $  (.00)               $  (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                            NORTH SHORE CAPITAL I, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 & SEPTEMBER 30, 2001
      AND F0R THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2002

                                          Shares           Par            Paid          Retained
                                                                          in            Earnings
                                          Issued           Value          Capital       (Deficit)         Equity



Issuance of common stock for              2,200,000        2,200           2,200                            4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)

Shares issued pursuant to
Private Placement under
Regulation D 		                    17,500          18            17,482                           17,500


Issued in exchange 		              30,000          30            29,970                           30,000
for cash and servicces
at $1.00 per share

Net loss for the nine months
 ended September 30, 2001  	                                                             (1,273)
Net loss for the nine months
 ended September 30, 2002		 						                     (100)

Net loss for the period from
 February 3, 1999, to
 September 30, 2002                                                                        ($51,607)         ($51,607)

Balance at September 30, 2002               2,247,500       $2,248        $49,652          ($51,607)          $ 293


SEE NOTES TO FINANCIAL
STATEMENTS AND
INDEPENDENT CERTIFIED
ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30, 2002,
                    AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                                 SEPTEMBER 30, 2002

                                               Nine Months                Nine Months            February 3, 1999
                                               Ended                      Ended                  Inception) to
                                               September 30, 2002         September 30, 2001     September 30, 2002


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income					            ($100)                        (1,273)	          ($51,607)
 	Cash flow from
	operating activities	                  ($100)	                  (1,273)               ($51,607)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common										                        17,500
  Stock

  Issuance of stock
  in exchange
  For organizational
  activities                        				                                           4,400

  Issuance of stock
  in exchange
  For professional fees	                                     	                                    30,000

  Cash provided by
  financing activities		                    0		                    0                     51,900



Net cash provided
this period                                      (100)                         (1,273)                  293
Cash and cash
 equivalents,
 beginning of
 period                                           393                          $1,861                    0
Cash and cash
equivalents, end
of period                                         293                          $  588                   293



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2002


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

Estimates

     These condensed consolidated financial statements as of September 30, 2002, the three month period ended September 30, 2001, and the period from February 9, 1999 (inception) thru September 30, 2002, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital I" or "North Shore") as of and for the years ended December 31, 1999, December 31, 2000, and December 31, 2001, included in the Company's Registration Statement, or Form 10SB, as well as the Company's Form 10KSB for the years 2000, and 2001, filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the years ended December 31, 1999, December 31, 2000, and December 31, 2001. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 2002, its results of operations for the periods ended September 30, 2001 and 2002, and its cash flows for the periods ended September 30, 2001 and 2002. The results of operations for the periods ended September 30, 2001, and 2002, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2002.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            North Shore Capital I, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 September 30, 2002

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At September 30, 2002, the Company's deferred tax asset consisted of the following:

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


SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital I, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEPTEMBER 30, 2002

=====================================
THREE MONTHS ENDING SEPTEMBER 30, 2002
=====================================

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

     The Balance Sheet as of 09/30/2002 reflects $293, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $293, in assets. and a Deficit accumulated during the development stage of ($51,607). The Company has also incurred a net loss to date of ($51,607).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2002, reflects a total asset value of $293. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2002, through September 30, 2002, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

